Form 10-Q
period 2008-06-30
AFH HOLDING V, INC
filed 2008-08-14
CIK 1419073

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 11, 2008:
5,000,000 shares of common stock.

Item 1.	Financial Statements.

AFH HOLDING V, INC.

FINANCIAL STATEMENTS
(Unaudited)

June 30, 2008

AFH HOLDING V, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Page

Financial Statements:

Balance Sheet	F−1

Statements of Operations	F−2

Statements of Stockholders’ Equity	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F-5 - F-6

AFH HOLDING V, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
JUNE 30, 2008
(Unaudited)

June 30, 2008

(Unaudited)

ASSETS

Total assets	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Commitment and contingencies	$—

Stockholders’ equity:

Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued	—

Common stock, $.001 par value, authorized 100,000,000 shares, 5,000,000 issued and outstanding	5,000

Additional paid in capital	1271

Deficit accumulated during the development stage	(6,271)

Total stockholders’ equity	—

Total liabilities and stockholders’ equity	—

$

The accompanying notes are an integral part of these financial statements

AFH HOLDING V, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the six months ended June 30, 2008	For the three months ended June 30, 2008	For the period of April 16, 2007 (inception) through June 30, 2007	For the period 16- Apr-07 (Inception) through June 30, 2008

Revenue	$—	$—	—	$—
Expenses	$—	$—	—	$—
General and Administrative	$—	$—	(5,000)	$(6,271)

Total Expenses	$—	$—	(5,000)	$(6,271)

Net loss per share (basic and diluted)	$(.00)	$(.00)	(.00)	$(.00)

Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING V, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from April 16, 2007 (Inception) to June 30, 2008
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit accumulated	Total

	Shares	Amount

Issuance of Common Stock
Balance April 16, 2007	0	0	0	0	0
Shares issued in Lieu of Expenses paid	5,000,000	$5,000	$0	$0	$5,000

Net Loss at December 31, 2007				$(6,271)	$(6,271)
Contributed Capital for Services			1271		1271
Balance at June 30, 2008	5,000,000	$5,000	$1271	$(6,271)	0

The accompanying notes are an integral part of these financial statements

AFH HOLDING V, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2008	For the period April 16, 2007 (inception) through June 30, 2007	For the period April 16, 2007 (Inception) through June 30, 2008

Cash flows from operating activities
Net Loss	—	(5,000)	$(6,271)

Shares issued in lieu of expenses paid	—	5000	5,000

Contributed Capital For Services	—	—	1,271

Cash flows used in operating activities	—	—	—

Net increase in cash	—	—	—

Cash, beginning of period	—	—	—

Cash, end of period	—	—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	—	—	—
Income taxes	—	—	—

The accompanying notes are an integral part of these financial statements

AFH HOLDING V, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

AFH HOLDING V, INC., a development stage company (the “Company”), was incorporated in the State of Delaware on April 16, 2007. The Company is 100% owned by AFH Holding & Advisory, LLC. The financial statements presented represent only those transactions of AFH Holding V, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008, and from the date of inception (April 16, 2007) through June 30, 2008, and cash flows for the six months ended June 30, 2008 from the date of inception (April 16, 2007) through June 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended June 30, 2008 of $6,271. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the “business combination”). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. As of the date of this report, the Company has identified an undisclosed potential target company for a possible business combination. The Company is currently engaged in preliminary negotiations with the target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to June 30,

2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 13, 2007, and incorporated herein by reference.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AFH Holding V, Inc.
(Registrant)

Dated: August 14, 2008

Amir F. Heshmatpour, President